Form 10-K
period 2002-12-31
IMPAC SECURED ASSETS CORP
filed 2003-04-15
CIK 1018905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-66328

                                IMPAC SECURED ASSETS CORP
             (Exact name of Registrant as specified in its Charter)

                California                                  33-0715871
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

            1401 Dove Street
           Newport Beach, CA                             92260
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

     As of December 31,2002 the number of registered holders of all class of Certificates was 11.

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

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-1
     $30,800,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-2
     $17,900,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-3
     $19,100,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-4
     $25,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-5
     $10,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-6
     $25,244,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-I-O
     $26,750,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS A-II
     $57,956,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS M-1
     $6,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS M-2
     $4,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-S1
     CLASS B
     $3,500,000
     100.0%

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




                                             By: Impac Funding Corporation
                                             as Master Servicer on behalf
                                             of the Registrant


                                             By: /s/: Richard J. Johnson
                                             Name: Richard J. Johnson
                                       Company:  Impac Funding Corporation
                                       Title:  Executive Vice President and
                                       Chief Financial Officer




Date:  April 15, 2003

Certification


I, Richard J. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac Secured Assets Corp., Mortgage Pass-Through Certificates, Series 2002-1;

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust Company, as Trustee, GMAC Mortgage Corporation, as Subservicer and L ighthouse Community Bank, as Subservicer.

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

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.



Exhibit 99.1


                        IMPAC FUNDING CORPORATION       Toll Free 800/597.4101
                        1401 Dove Street                www.impaccompanies.com
                        Newport Beach, California 92660



OFFICER'S CERTIFICATE

Re: Impac Secured Assets Corp., Mortgage Pass-Through Certificates,
Series 2002-1

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